Form 10-Q
period 2010-12-31
Thermon Holding Corp.
filed 2011-02-14
CIK 1497822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-168915-05

THERMON HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware	26-0249310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Thermon Drive San Marcos, Texas 78666	(512) 396-5801
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 14, 2011, there were 100,000 shares of the registrant’s common stock, $0.001 par value per share, outstanding (all of which are privately owned and are not traded on any public market).

THERMON HOLDING CORP.

QUARTERLY REPORT
FOR THE QUARTER ENDED DECEMBER 31, 2010

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of December 31, 2010 (“Successor”) and March 31, 2010 (“Predecessor”)	1
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the period from May 1, 2010 through December 31, 2010 (“Successor”), the period from April 1 through April 30, 2010 (“Predecessor”), the three months ended December 31, 2010(“Successor”) and for the three and nine month periods ended December 31, 2009 (“Predecessor”)	2
Condensed Consolidated Statements of Cash Flows for the period from May 1, 2010 through December 31, 2010 (“Successor”), the period from April 1 through April 30, 2010 (“Predecessor”) and for the nine months ended December 31, 2009 (“Predecessor”)	3
Notes to Condensed Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	38

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 5. Other Information	39
Item 6. Exhibits	39
SIGNATURE	41
EXHIBIT INDEX	42
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Thermon Holding Corp.

PART I – FINANCIAL INFORMATION

Item 1 — Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2010 (Successor) (Unaudited)	March 31, 2010 (Predecessor)
Assets
Current assets:
Cash and cash equivalents	$34,951	$30,147
Accounts receivable, net of allowance for doubtful accounts of $1,331 and $1,835 as of December 31, 2010 and March 31, 2010, respectively	47,073	41,882
Notes receivable and other	–	3
Inventories, net	27,600	22,835
Costs and estimated earnings in excess of billings on uncompleted contracts	1,245	1,636
Income taxes receivable	1,999	1,368
Prepaid expenses and other current assets	7,883	4,331
Deferred income taxes	1,421	1,428
Total current assets	122,172	103,630
Property, plant and equipment, net	23,404	22,750
Goodwill	116,626	42,013
Intangible assets, net	159,346	50,137
Debt issuance costs, net	12,263	2,586
	$433,811	$221,116

Liabilities and shareholder’s/members’ equity
Current liabilities:
Accounts payable	$16,319	$9,397
Accrued liabilities	16,789	13,505
Advance payment	10,248	–
Obligations due to settle the CHS Transaction	3,754	–
Billings in excess of costs and estimated earnings on uncompleted contracts	–	1,035
Income taxes payable	129	2,158
Deferred income taxes	–	138
Total current liabilities	47,239	26,233
Long-term debt, net of current maturities	210,000	109,249
Deferred income taxes	53,916	30,005
Other noncurrent liabilities	1,844	555

Shareholder’s/Members’ equity	120,812	55,074
	$433,811	$221,116

See accompanying notes.

Thermon Holding Corp.

  Condensed Consolidated Statements of Operations and Comprehensive Income/Loss (Unaudited)
(Dollars in Thousands)

	Three Months Ended	Three Months Ended	For the Period From May 1, Through	For the Period From April 1, Through	Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	April 30, 2010	December 31, 2009
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Sales	$64,941	$47,348	$165,905	$13,063	$142,905
Cost of sales	35,333	24,152	98,795	6,447	73,966
Gross profit	29,608	23,196	67,110	6,616	68,939
Operating expenses:
Marketing, general and administrative and engineering	14,705	12,542	37,227	4,263	33,770
Amortization of other intangible assets	3,700	623	15,126	215	1,803
Income from operations	11,203	10,031	14,757	2,138	33,366
Other income/(expenses):
Interest income	7	33	10	7	54
Interest expense	(5,580)	(1,927)	(17,111)	(6,229)	(5,570)
Success fees to owners related to the CHS Transaction	-	-	(3,022)	(4,716)	-
Miscellaneous expense	(1,029)	(564)	(4,667)	(8,901)	(881)
Income (loss) before provision for income taxes	4,601	7,573	(10,033)	(17,701)	26,969
Income taxes (expense) benefit	(1,592)	(3,391)	(927)	17,434	(12,241)
Net income (loss)	$3,009	$4,182	$(10,960)	$(267)	$14,728
Comprehensive income (loss):
Net income (loss)	$3,009	$4,182	$(10,960)	$(267)	$14,728
Foreign currency translation adjustment	3,566	281	1,786	(576)	6,886
Comprehensive income (loss)	$6,575	$4,463	$(9,174)	$(843)	$21,614

See accompanying notes.

Thermon Holding Corp.

Condensed Consolidated Statement of Cash Flows (Unaudited)
(Dollars in Thousands)

	For the Period From May 1, Through December 31, 2010	For the Period From April 1, Through April 30, 2010	Nine Months Ended December 31, 2009
	(Successor)	(Predecessor)	(Predecessor)
Operating activities
Net income (loss)	$(10,960)	$(267)	$14,728
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,040	392	3,223
Amortization of debt costs	3,365	2,586	512
Stock compensation expense	734	–	–
Provision (benefit) for deferred income taxes	(2,660)	(15,122)	3,080
Changes in operating assets and liabilities:
Accounts receivable	(6,452)	1,365	240
Inventories	(2,972)	(1,719)	2,932
Costs and estimated earnings and billings on construction contracts	(678)	34	204
Other current and noncurrent assets	(1,241)	(3,151)	(1,765)
Accounts payable	5,672	825	(223)
Accrued liabilities and noncurrent liabilities	18,161	9,515	(281)
Change in liability to former shareholders	–	–	(1,437)
Income taxes payable	(937)	(860)	1,974
Net cash provided by (used in) operating activities	26,072	(6,402)	23,187

Investing activities
Purchases of property, plant and equipment	(1,149)	(97)	(976)
Cash paid for Thermon Holding Corp. (net of cash acquired of $2,852)	(318,048)	–	–
Other investing activities	–	(1,397)	–
Net cash used in investing activities	(319,197)	(1,494)	(976)

Financing activities
Proceeds from senior secured notes	210,000	–	–
Proceeds from revolving line of credit	4,599	–	–
Obligation due to settle the CHS Transaction	6,600	–	–
Payments to settle the CHS Transaction	(2,846)	–	–
Payments on revolving lines of credit and long-term debt	(4,599)	(19,385)	–
Capital contributions	129,252	–	–
Dividend paid			(8,600)
Debt issuance costs	(15,473)	–	–
Net cash provided by (used in) financing activities	327,533	(19,385)	(8,600)

Effect of exchange rate changes on cash and cash equivalents	543	(14)	(1,128)

Change in cash and cash equivalents	34,951	(27,295)	12,483
Cash and cash equivalents at beginning of period	–	30,147	13,402
Cash and cash equivalents at end of period	$34,951	$2,852	$25,885

See accompanying notes.

Thermon Holding Corp.
Notes to Financial Statements
For the Three and Nine Months Ended December 31, 2010

1. Basis of Presentation

On April 30, 2010, a group of investors led by CHS Capital LLC (f/k/a Code Hennessy & Simmons LLC) (“CHS”) and certain management investors acquired (the “Acquisition”) Thermon Holding Corp. and its subsidiaries (“we”, “us,” “the Company” or “Successor”) from Thermon Holdings, LLC (“Predecessor”) for a purchase price of $320.9 million (subject to finalization of a post-closing income tax adjustment) in a transaction that was financed by approximately $129.2 million of equity investments and $210 million of debt raised in an exempt Rule 144A senior secured note offering to qualified institutional investors. The proceeds from the equity investments and debt financing were used both to finance the acquisition and pay related transaction costs.  As used in this quarterly report, the CHS Transactions refer collectively to the equity investment in us by CHS, our other sponsors and certain members of our management team, the entry into our revolving credit facility, the repayment of amounts owed under, and the termination of, certain then-existing revolving credit and term loan facilities, the issuance of our senior secured notes and the application of the gross proceeds from the offering of our senior secured notes and the equity investment to complete the Acquisition and to pay related fees and expenses of these transactions.

The Acquisition was accounted for as a purchase combination. The purchase price was allocated to the assets acquired based on their estimated fair values, with the assistance of an independent third party appraisal received by the Company.  Liabilities assumed in the Acquisition were recorded based upon their actual value. The Company’s management ultimately takes responsibility for valuations assigned to the assets and liabilities assumed in connection with the purchase combination. Pushdown accounting was employed to reflect the purchase price paid by our new owners.

In this quarterly report, we have included the condensed consolidated financial statements of Thermon Holding Corp. as of December 31, 2010 and for the three and nine month periods ended December 31, 2010.  Concurrent with the consummation of the CHS Transactions on April 30, 2010, the Predecessor no longer owned any interest in us, and, beginning with the period from May 1, 2010 through December 31, 2010, we reported the consolidated financial statements of Thermon Holding Corp. The historical financial and other data prior to the closing of the CHS Transactions on April 30, 2010 have been prepared using the historical results of operations and bases of the assets and liabilities of the Predecessor. Our historical financial data prior to May 1, 2010 may not be indicative of our future performance.

The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Thermon Holdings, LLC for the year ended March 31, 2010. In our opinion, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring items) considered necessary to present fairly our financial position at December 31, 2010 and March 31, 2010, and the results of our operations and the cash flows for the period from May 1 through December 31, 2010, the period from April 1 through April 30, 2010 and the nine month period ended December 31, 2009. Operating results for the period from May 1 through December 31, 2010 and for the period from April 1 through April 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2011. Certain reclassifications have been made to the prior period presentation to conform to the current period presentation.  All dollar and share amounts are presented in thousands, unless otherwise noted.

2. New Accounting Pronouncements
In October 2009, the FASB issued an Accounting Standards Update (“ASU”) that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally the ASU provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be

Thermon Holding Corp.
Notes to Financial Statements (continued)

effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating whether this update will have an impact on our consolidated financial statements.

3. Inventories

Inventories consisted of the following:

	December 31, 2010 (Successor)	March 31, 2010 (Predecessor)

Raw materials	$9,143	$7,451
Work in process	1,669	1,831
Finished goods	18,244	14,725
	29,056	24,007
Valuation reserves	(1,456)	(1,172)
Net inventory	$27,600	$22,835

4. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2010 (Successor)	March 31, 2010 (Predecessor)

Land, buildings and improvements	$14,070	$13,437
Machinery and equipment	8,079	11,739
Office furniture and equipment	2,693	2,866
	24,842	28,042
Accumulated depreciation	(1,438)	(5,292)
	$23,404	$22,750

5. Acquisition, Goodwill and Other Intangible Assets

We were acquired on April 30, 2010 for $320,900 as follows:

Consideration to or on behalf of sellers at close	$220,600
Payoff existing debt, interest and bank fees at close	93,700
Accrual for obligations in settlement with seller (1)	6,600
$320,900

(1)
Consists of estimated amounts owed to sellers in the CHS Transactions for restricted cash and in satisfaction of the post-closing adjustments for working capital and income taxes, of which $2,846 was paid in the period from May 1 through December 31, 2010 and $3,754 was outstanding at December 31, 2010.

Thermon Holding Corp.
Notes to Financial Statements (continued)

The following table summarizes the fair value of the assets and liabilities assumed:

Assets acquired:
Cash and cash equivalents	$2,852
Accounts receivable, net	40,595
Inventories, net	32,325
Other current assets	10,676
Property, plant and equipment	23,983
Identifiable intangible assets	173,711
Goodwill	115,775
Other noncurrent assets	284
Total assets	400,201

Liabilities assumed:
Current liabilities	21,281
Noncurrent deferred tax liability	56,757
Other noncurrent liabilities	1,263
Total liabilities	79,301

Purchase price	320,900
Less: cash	(2,852)
Purchase price net of cash	$318,048

The push-down accounting effects of the CHS Transaction resulted in an increase in shareholder’s equity of approximately $155,421, which we allocated to the historical balance sheet.  The following is a summary of the fair value adjustments pushed down to the Company:

	Original Allocation	Adjustments	December 31, 2010 (Successor)
Inventory	$7,648	$—	$7,648
Property, plant and equipment	—	1,354	1,354
Identifiable intangible assets	92,533	29,193	121,726
Goodwill	85,598	(19,142)	66,456
Noncurrent deferred tax liability	(30,358)	(11,405)	(41,763)
	$155,421	$—	$155,421

Goodwill for the nine months ended December 31, 2010 is as follows:

Balance at May 1, 2010	$134,917
Adjustment of the allocation of fair values	(19,142)
Subtotal	115,775
Foreign currency translation impact	851
Balance at December 31, 2010	$116,626

Thermon Holding Corp.
Notes to Financial Statements (continued)

Other intangible assets at December 31, 2010 consist of the following:

	Successor
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$48,280	$—	$48,280
Developed technology	11,063	449	10,614
Customer relationships	102,425	4,472	97,953
Backlog	10,289	10,289	—
Certification	504	—	504
Other	2,205	210	1,995
Total	$174,766	$15,420	$159,346

The effect of foreign currency translation on the gross carrying amount at December 31, 2010 was $1,055.

Other intangible assets at March 31, 2010 consist of the following:

	Predecessor
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks	$27,767	$—	$27,767
Developed technology	6,408	828	5,580
Customer relationships	21,632	5,588	16,044
Backlog	9,770	9,770	—
Certification	521	57	464
Noncompete agreements	464	240	224
Other	58	—	58
Total	$66,620	$16,483	$50,137

At December 31, 2010, approximately $11,626 of the purchase price was held in escrow to secure the Predecessor’s indemnification obligations in the event of any breaches of representations and warranties contained in the definitive agreements.

The Company allocates the purchase price in connection with the Acquisition to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. The Company engaged an independent third-party appraisal firm to assist the Company in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The Company’s management ultimately takes responsibility for valuations assigned to the assets and liabilities assumed in connection with the purchase combination. The significant purchased intangible assets recorded by the Company include trademarks, customer relationships, backlog and developed technology.

Critical estimates in valuing certain intangible assets include, without limitation, future expected cash flows from customer relationships, acquired developed technologies and trademarks and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Acquisition-related transaction costs, such as advisory, legal and other professional fees, are not included as a component of consideration transferred, but are accounted for as expenses in the periods in which costs are incurred. Total advisory, legal and other fees incurred by the Company were approximately $37.3 million, of which $7.7 million was expensed in the period from May 1 through December 31, 2010, $13.9 million was incurred and expensed by the Predecessor in the period from April 1, 2010 through April 30, 2010, and the remainder is being capitalized as debt issuance cost.

Thermon Holding Corp.
Notes to Financial Statements (continued)

The Company does not expect goodwill recorded in connection with the Acquisition to be deductible for tax purposes.

6. Accrued Liabilities

Accrued current liabilities consisted of the following:

	December 31, 2010 (Successor)	March 31, 2010 (Predecessor)

Accrued employee compensation and related expenses	$7,997	$6,171
Warranty reserve	1,041	699
Professional fees	854	1,097
Interest	3,434	280
Taxes payable	724	567
Compliance costs	55	704
Other	2,684	3,987
Total accrued current liabilities	$16,789	$13,505

7. Advance payment

At December 31, 2010, the Company had received a deposit in the amount of $10,289 from a customer in advance of our delivery of products and services.  We expect to recognize this revenue upon the delivery of our products and the completion of our services.

8. Related-Party Transactions

We paid management and transaction success fees to, and reimbursed the out of pocket expenses of, our private equity sponsors of $7,696 in the nine months ended December 31, 2010. Of this amount, $736 is included in prepaid expenses, $2,605 was included in deferred debt issuance costs, net, $3,022 is included in success fees to owners related to the CHS Transaction expense, and $1,333 is included in Marketing, general and administrative and engineering expense.

The Predecessor paid management fees and expenses to its private equity sponsor in the one month ended April 30, 2010 of $4,795. Of this amount $79 is included in Marketing, general and administrative and engineering expense and $4,716 is included in Miscellaneous income/expense as it was related to the CHS Transactions.

See Note 5, Acquisition, Goodwill and Other Intangible Assets for further information regarding payments due to the sellers in the CHS Transactions.  Estimated amounts due the sellers are shown as a current liability labeled “Obligations due to settle the CHS Transactions.”

9. Short-Term Revolving Lines of Credit

The Company’s subsidiary in the Netherlands has a revolving credit facility in the amount of Euro 4,000 (equivalent to $5,256 USD at December 31, 2010) collateralized by receivables, inventory, equipment, furniture and real estate. No loans were outstanding on this facility at December 31, 2010 or 2009.

The Company’s subsidiary in India has a revolving credit facility in the amount of 80,000 rupees (equivalent to $1,753 USD at December 31, 2010). The facility is collateralized by receivables, inventory, real estate, a letter of credit, and cash. No loans were outstanding under the facility at December 31, 2010 or 2009.

The Company’s subsidiary in Australia has a revolving credit facility in the amount of $325 Australian Dollars (equivalent to $329 USD at December 31, 2010). The facility is collateralized by real estate. The facilities had no loans outstanding as of December 31, 2010 or 2009.

Thermon Holding Corp.
Notes to Financial Statements (continued)

In August 2010, the Company’s subsidiary in Japan established a revolving credit facility in the amount of 45,000 Japanese Yen (equivalent to $548 USD at December 31, 2010).  The credit facility is collateralized by a standby letter of credit in the amount of $300 issued as part of the revolving credit facility referred to in Note 9. No loans were outstanding under the Japanese revolving credit facility at December 31, 2010.

10. Long-Term Debt

Long- term debt consisted of the following:

	December 31, 2010 (Successor)	March 31, 2010 (Predecessor)

9.500% Senior Secured Notes, due May 2017	$210,000	$–
Notes payable	–	109,249
	210,000	109,249
Less current portion	–	–
	$210,000	$109,249

Revolving Credit Facility and Senior Secured Notes

Revolving credit facility.  Simultaneously with the closing of the Acquisition and the sale of our senior secured notes, our wholly owned subsidiary, Thermon Industries, Inc., entered into a five-year, $40.0 million senior secured revolving credit facility, which we refer to as our revolving credit facility, of which up to $20.0 million is available to our Canadian subsidiary, subject to borrowing base availability. Availability of funds under our revolving credit facility is determined by a borrowing base equal to the sum of 85% of eligible accounts receivable, plus 60% of eligible inventory, plus 85% of the net orderly liquidation value of eligible equipment, plus 50% of the fair market value of eligible owned real property. In no case shall availability under our revolving credit facility exceed the commitments thereunder. As of December 31, 2010, we had $34.8 million of capacity available under our revolving credit facility after taking into account the borrowing base, outstanding loan advances and letters of credit. In addition to our revolving credit facility, we have various short term revolving lines of credit available to us at our foreign affiliates, and no borrowings were outstanding under any such lines of credit at December 31, 2010.

The revolving credit facility will mature in 2015. Any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. Borrowings denominated in Canadian Dollars under the Canadian facility bear interest at a variable rate in relation to the bankers’ acceptance rate, as set forth in the revolving credit facility. In addition to paying interest on outstanding borrowings under our revolving credit facility, we are required to pay a 0.75% per annum commitment fee to the lenders in respect of the unutilized commitments thereunder and letter of credit fees equal to the LIBOR margin or the bankers’ acceptance rate, as applicable, on the undrawn amount of all outstanding letters of credit. At December 31, 2010, we had no outstanding borrowings under our revolving credit facility. Had there been outstanding borrowings, the interest rate on the facility would have been 5.75%.

Senior secured notes.  As of December 31, 2010, we had $210.0 million of indebtedness outstanding under our senior secured notes with annual cash interest expense of approximately $20.0 million. Our senior secured notes mature on May 1, 2017 and accrue interest at a fixed rate of 9.500%. We pay interest in cash semi-annually on May and November 1 of each year.  Our senior secured notes were issued in a Rule 144A exempt senior secured note offering to qualified institutional investors.  The proceeds were used to fund the purchase price for the Acquisition and related transaction costs.  In January 2011, we consummated an offer to exchange the old restricted senior secured notes for new, SEC-registered senior secured notes.

Guarantees; security.  The obligations under our revolving credit facility and our senior secured notes are guaranteed on a senior secured basis by the Company and each of its existing and future domestic restricted subsidiaries, other than Thermon Industries, Inc., the issuer of the senior secured notes. The obligations under our revolving credit facility are secured by a first priority perfected security interest in substantially all of our and the guarantors’ assets, subject to certain exceptions, permitted liens and encumbrances reasonably acceptable to the

Thermon Holding Corp.
Notes to Financial Statements (continued)

agent under our revolving credit facility. Our senior secured notes and guarantees are also secured by liens on substantially all of our and the guarantors’ assets, subject to certain exceptions; provided, however, that the liens are contractually subordinated to the liens thereon that secure our revolving credit facility.

Restrictive covenants.  The revolving credit facility and senior secured notes contain various restrictive covenants that include restrictions or limitations on our ability to: incur additional indebtedness or issue disqualified capital stock unless certain financial tests are satisfied; pay dividends, redeem subordinated debt or make other restricted payments; make certain investments or acquisitions; issue stock of subsidiaries; grant or permit certain liens on our assets; enter into certain transactions with affiliates; merge, consolidate or transfer substantially all of our assets; incur dividend or other payment restrictions affecting certain of our subsidiaries; transfer or sell assets, including capital stock of our subsidiaries; and change the business we conduct. However, all of these covenants are subject to exceptions.

As of December 31, 2010, the aggregate market value of our debt, with a face amount of $210 million, was approximately $224 million. At March 31, 2010, the carrying amounts of long-term debt related to obligations of the former owners approximate their fair values due to their variable rates.

Other Financial Assets and Liabilities

Financial assets and liabilities with the carrying amounts approximating fair value include cash and cash equivalents, accounts receivable, other current assets, current debt, accounts payable and other current liabilities.

11. Commitments and Contingencies

At December 31, 2010, the Company had in place letter of credit guarantees from banks securing performance obligations of the Company. These arrangements totaled approximately $5,505 and related to certain sales contracts and local lines of credit for which $2,449 is secured by cash deposits. Included in prepaid expenses and other current assets at December 31, 2010 and March 31, 2010, was approximately $2,449 and $2,066, respectively, of cash deposits pledged as collateral on performance bonds and letters of credit.

The Company is involved in various legal proceedings that arise from time to time in the ordinary course of doing business and believes that adequate reserves have been established for any probable losses. Expenses related to litigation are included in operating income. We do not believe that the outcome of any of these proceedings would have a significant adverse effect on our financial position, long-term results of operations, or cash flows. It is possible, however, that charges related to these matters could be significant to our results or cash flows in any one accounting period.

The Company has no outstanding legal matters outside of matters arising in the ordinary course of business, except as described below.

Asbestos Litigation—Since 1999, we have been named as one of many defendants in 16 personal injury suits alleging exposure to asbestos from our products. None of the cases alleges premises liability. Six cases are currently pending. Insurers are defending us in three of the six lawsuits, and we expect that an insurer will defend us in the remaining three matters. Of the concluded suits, there were five cost of defense settlements and the remainder were dismissed without payment. There are no claims unrelated to asbestos exposure for which coverage has been sought under the policies that are providing coverage.

Indian Sales Tax and Customs Disputes—Our Indian subsidiary is currently disputing assessments of administrative sales tax and customs duties with Indian tax and customs authorities. In addition, we currently have a customs duty case before the Supreme Court in India, on appeal by custom authorities.  As of December 31, 2010, the Company had not recorded any contingent liability in the condensed consolidated financial statements relating to this matter.

We can give no assurances we will prevail in any of these matters.

Thermon Holding Corp.
Notes to Financial Statements (continued)

Warranty Reserve— Changes in the Company’s product liability are as follows:

	For the Period From May 1, Through December 31, 2010 (Successor)	For the Period From April 1, Through April 30, 2010 (Predecessor)	Nine Months Ended December 31, 2009 (Predecessor)

Balance at beginning of period	$1,057	$699	$975
Provision for warranties issued	604	19	539
Reclassification of other liabilities	–	339	–
Changes in estimates	–	–	(807)
Settlements	(620)	–	(223)
Balance at end of period	$1,041	$1,057	$484

12. Shareholder’s Equity/Members’ Equity

We have 100,000 shares of $0.001 par value common stock issued and outstanding. All of our outstanding shares of common stock are held by our parent entity, Thermon Group, Inc.

13. Stock-Based Compensation Expense

On October 20, 2010 and October 27, 2010, our board of directors granted employees options to purchase 13,761 shares of our common stock, each with an exercise price of $1,000 per share, pursuant to the terms of our existing restricted stock and stock option plan.  The options are for the purchase of shares of common stock of our ultimate parent entity, Thermon Group Holdings, Inc.  All such options become eligible for vesting in five equal tranches, with the portion of each tranche that vests determined by the board of directors based on the attainment of annual performance objectives established by the board of directors. Accordingly, the Company will estimate the likelihood of vesting based on its periodic performance.  Any portion of the shares eligible for vesting that do not vest based on the attainment of such performance objectives shall be added to the number of shares eligible to vest on the next scheduled vesting date, subject to the participant’s continuous employment. All shares subject to such options shall vest on the seventh anniversary of the grant date if the participant remains continuously employed by us and our outstanding equity securities attain a specified fair value as of such vesting date. Pursuant to the outstanding stock option agreements, we have the right to repurchase any shares acquired on exercise of the option at fair market value following termination of the optionee’s employment for death, disability or termination without cause. For all other termination events, we have the right to repurchase the shares acquired on exercise of the option at the lower of fair market value or the exercise price. Fair market value is determined by our board of directors in good faith.

The Company determined that vesting in fiscal year 2011 was likely and therefore recorded its initial stock-based compensation expense of $685 during the three months ended December 31, 2010. As of December 31, 2010, the estimated unrecognized stock compensation expense for the remainder of fiscal 2011 will be $622.  To arrive at this estimate, the Company used a Black-Scholes option pricing model to estimate the fair value of the options granted.  Due to the fact that the common stock underlying the options is not publicly traded, the expected volatility is based on a comparable group of companies.  The expected term is based on the simplified method due to the lack of historical exercise data.  The risk-free rate for periods within the contractual life of the option is based on the Treasury bill coupon rate for U.S.  Treasury securities with a maturity that approximates the expected term.  We do not intend to pay dividends on our common stock for the foreseeable future, and accordingly we used a dividend yield of zero. The estimated fair value of the underlying stock at time of grant was $1,000 per share. By using an estimated volatility of 45%, life of option of 6.66 years, risk free rate of 2.02% and no dividend assumption, the weighted-average estimated grant date fair value for employee stock options granted was $476.33 per share during the three and eight months ended December 31, 2010.  No stock options were granted in a prior period presented.

As indicated in Note 17. Subsequent Event, our ultimate parent entity, Thermon Group Holdings, Inc., has indicated that it is pursuing an initial public offering.  Pursuant to the outstanding stock option agreements, all

Thermon Holding Corp.
Notes to Financial Statements (continued)

outstanding option awards shall vest and become exercisable immediately prior to an initial public offering.  In the event that the offering is completed, we will record stock-based compensation expense for all unvested outstanding option awards in the period in which the offering is completed.

During the three months ended December 31, 2010, Thermon Group Holdings, Inc., issued 50 shares of common stock to an employee of one of our foreign subsidiaries under our restricted stock and stock option plan.  The fair value of the stock at the time of the award was $1,000 per share.  Accordingly, we recorded stock-based compensation expense of $50,000.

14. Miscellaneous Income (Expense)

Miscellaneous income (expense) is as follows:

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	For the Period From May 1, Through December 31, 2010	For the Period From April 1, Through April 30, 2010	Nine Months Ended December 31, 2009
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)

Professional fees and expenses related to CHS Transactions	$(818)	$(317)	$(4,662)	$(5,660)	$(312)
Employee bonus payments paid in connection with CHS Transactions	–	–	–	(3,545)	–
Changes in estimates for compliance fees and costs	–	–	600	–	–
Losses on foreign currency transactions	(242)	19	(566)		(303)
Other	31	(266)	(39)	304	(266)
Total	$(1,029)	$(564)	$(4,667)	$(8,901)	$(881)

15. Income Taxes

Our anticipated annual effective tax rate of approximately (3.9%) has been applied to our consolidated pre-tax loss for the period from May 1, 2010 through December 31, 2010. This tax rate is less than the U.S. statutory rate primarily due to the amount of buyer’s expenses incurred in connection with the CHS Transactions that is estimated to be nondeductible, valuation reserves taken against our anticipated foreign tax credit and other carryforwards for U. S. taxation purposes, and differences between foreign and U.S. tax rates. For the period from April 1 through April 30, 2010 of the Predecessor, an income tax benefit of approximately $17,434 was recorded as a pre-tax loss. In connection with the CHS Transactions, the Canadian debt facility was repaid releasing a deferred tax liability of $14,945. Without the benefit of the deferred tax reversal related to the Canadian debt facility, the benefit rate amounted to approximately 14.1%. This benefit rate was increased by foreign tax credits and exchange losses associated with repatriated earnings and decreased by the amount of sellers’ expense stemming from the CHS Transactions that is anticipated to be non-deductible.

For the nine months ended December 31, 2009 of the Predecessor, the anticipated annual effective tax rate applied to pre-tax income was approximately 45.6%. The effective tax rate was higher than the U.S. statutory rate due to the borrowings that were outstanding under the Canadian debt facility.

During the three and eight months ended December 31, 2010, we established a long-term liability for

Thermon Holding Corp.
Notes to Financial Statements (continued)

uncertain tax positions in the amount of $1,225 in connection with the CHS Transactions to account for the differences in recognition thresholds and attribute measurement for purposes of financial statement disclosure as compared to tax positions taken or expected to be taken on a tax return. All of our unrecognized tax benefits at December 31, 2010 would affect our effective income tax rate if recognized. The nature of the uncertainty relates to deductions taken or to be taken on tax returns that have not been examined by the applicable tax authority. There was no difference between the beginning and ending amount of unrecognized tax benefit for the period from May 1, 2010 through December 31, 2010.

16. Geographic Information

We have defined our operating segment based on geographic regions. We sell our products in two geographic regions. Our sales in these regions share similar economic characteristics, similar product mix, similar customers and similar distribution methods. Accordingly we have elected to aggregate these two geographic regions into a single operating segment. Revenue from the sale of our products which are similar in nature and revenue from construction and engineering are reflected as sales in our consolidated statement of operations.

Within its operating segment, the Company has provided further detail for those countries or regions that generate significant revenue and operating income.  For purposes of this note, revenue is attributed to individual countries on the basis of the physical location and jurisdiction of organization of the subsidiary that invoices the material and services.

Total sales and operating income classified by major geographic area in which the Company operates are as follows:

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	For the Period From May 1, Through December 31, 2010	For the Period From April 1, Through April 30, 2010	Nine Months Ended December 31, 2009
	(Successor)	(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
Sales by geographic area:
Western hemisphere
United States	$19,536	$15,975	$46,082	$4,959	$45,393
Canada	21,632	12,972	55,369	3,992	41,035
Elsewhere in the western hemisphere	250	160	697	25	696
Intercompany sales	13,744	10,142	34,784	3,850	32,342
	55,162	39,249	136,932	12,826	119,466
Eastern hemisphere:
Europe	15,073	12,876	44,719	2,970	38,521
Asia	8,450	5,365	19,038	1,117	17,260
Intercompany sales	–	–	105	51	-
	23,523	18,241	63,862	4,138	55,781
Eliminations of intercompany sales	(13,744)	(10,142)	(34,889)	(3,901)	(32,342)
	64,941	47,348	165,905	13,063	142,905
Operating income
Western hemisphere
United States	687	3,551	(281)	1,126	12,593
Canada	6,521	4,490	10,400	1,066	11,545
Elsewhere in the western hemisphere	(20)	(235)	148	(30)	(316)
Eastern hemisphere:
Europe	3,340	1,642	3,108	125	7,214
Asia	1,242	1,076	2,819	18	3,174
Unallocated:
Management fees	(500)	(205)	(1,333)	(79)	(671)
Other	(67)	(288)	(104)	(88)	(173)
	$11,203	$10,031	$14,757	$2,138	$33,366

17. Subsequent Events

Initial Public Offering

On February 2, 2011, Thermon Group Holdings, Inc., our ultimate parent entity, announced that it had filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its common stock. The number of shares to be offered and the price range for the offering have not yet been determined.  The shares of common stock to be sold in the offering are expected to be offered by Thermon Group Holdings, Inc. and certain of its stockholders.

18. Guarantor Consolidation

The senior secured notes issued by Thermon Industries, Inc., our wholly-owned subsidiary, are guaranteed by the Company and our other existing, wholly-owned domestic subsidiaries: Thermon Manufacturing Company, Thermon Heat Tracing Services, Inc., Thermon Heat Tracing Services-I, Inc. and Thermon Heat Tracing Services-II, Inc. (collectively, the “Guarantors”).  Our foreign subsidiaries (collectively, the “Non-Guarantors”) are not guarantors of the senior secured notes.

The following tables set forth financial information of the Guarantors and Non-Guarantors for the condensed consolidated balance sheets as of December 31, 2010 and March 31, 2010 (Predecessor), the condensed consolidated statements of operations for the period from May 1, 2010 through December 31, 2010, the period from April 1 through April 30, 2010 (Predecessor), the three months ended December 31, 2010 and for the three and nine month periods ended December 31, 2009 (Predecessor) and the condensed consolidated statements of cash flows for the period from May 1 through December 31, 2010, the period from April 1 through April 30, 2010 (Predecessor) and the nine month period ended December 31, 2009 (Predecessor). The information is presented on the equity method of accounting together with elimination entries necessary to reconcile to the consolidated financial statements.

Thermon Holding Corp.
Condensed Balance Sheet (Unaudited)

	December 31, 2010
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$–	$–	$5,409	$29,542	$–	$34,951
Accounts receivable, net	–	–	17,714	34,510	(5,151)	47,073
Notes and other	–	–	2,425	2,327	(4,752)	–
Inventories, net	–	–	13,959	15,310	(1,669)	27,600
Costs and estimated earnings in excess of billings on uncompleted contracts	–	–	762	483	–	1,245
Income taxes receivable	–	–	1,913	86	–	1,999
Prepaid expenses and other current assets	736	–	840	5,858	449	7,883
Deferred Income taxes	–	–	1,125	296	–	1,421
Total current assets	736	–	44,147	88,412	(11,123)	122,172
Property, plant and equipment, net	–	–	16,079	7,325	–	23,404
Goodwill	–	–	46,131	70,495	–	116,626
Intangible assets, net	1,997	–	79,314	78,035	–	159,346
Debt Issuance costs, net	–	12,263	–	–	–	12,263
Intercompany loans			130	–	(130)	–
Investment in subsidiaries	116,206	212,567	105,758	–	(434,530)	–
	$118,939	$224,830	$291,558	$244,267	$(445,783)	$433,811
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$–	$–	$7,922	$13,535	$(5,138)	$16,319
Accrued liabilities	–	3,381	6,832	8,113	(1,537)	16,789
Deferred revenue	–	–	–	10,248	–	10,248
Obligations in settlement of the CHS Transaction	–	–	3,754	–	–	3,754
Billings in excess of costs and estimated
Earnings on uncompleted contracts	–	–	–	–	–	–
Income taxes payable (receivable)	–	–	(4,043)	4,172	–	129
Foreign revolving credit facilities	–	10,318	(7,137)	177	(3,358)	–
Total current liabilities	–	13,699	7,328	36,245	(10,033)	47,239
Long-term debt, net of current maturities	–	210,000	–	–	–	210,000
Deferred Income taxes	–	–	35,009	19,608	(701)	53,916
Other noncurrent liabilities	–	–	1,230	614	–	1,844
Shareholder’s equity	118,939	1,131	247,991	187,800	(435,049)	120,812
	$118,939	$224,830	$291,558	$244,267	$(445,783)	$433,811

Thermon Holding Corp.
Condensed Balance Sheet (Unaudited)
	March 31, 2010 (Predecessor)
	Thermon Holdings, Corp. LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and US Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$–	$–	$–	$4,692	$25,455	$–	$30,147
Accounts receivable, net	–	–	–	15,829	30,472	(4,419)	41,882
Notes and other	–	–	–	3,024	3	(3,024)	3
Inventories, net	–	–	–	10,666	13,531	(1,362)	22,835
Costs and estimated earnings in excess of billings on uncompleted contracts	–	–	–	1,209	427	–	1,636
Income taxes receivable	–	–	–	1,098	270	–	1,368
Prepaid expenses and other current assets	–	–	–	1,633	2,291	407	4,331
Deferred Income taxes	–	–	–	1,125	303	–	1,428
Total current assets	–	–	–	39,276	72,752	(8,398)	103,630
Property, plant and equipment, net	–	–	–	15,366	7,384	–	22,750
Goodwill	–	–	–	15,404	26,609	–	42,013
Intangible assets, net	–	–	–	12,858	37,279	–	50,137
Debt Issuance costs, net	–	–	–	1,545	1,041	–	2,586
Intercompany loans		56,000	56,000	335	–	(112,335)	–
Investment in subsidiaries	55,074	55,074	28,409	63,467	–	(202,024)	–
	$55,074	$111,074	$84,409	$148,251	$145,065	$(322,757)	$221,116
Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$–	$–	$–	$4,232	$9,001	$(3,836)	$9,397
Accrued liabilities	–	–	–	6,671	9,262	(2,428)	13,505
Billings in excess of costs and estimated
Earnings on uncompleted contracts	–	–	–	1,035	–	–	1,035
Income taxes payable (receivable)	–	–	–	182	1,976	–	2,158
Foreign revolving credit facilities	–	–	–	1,155	358	(1,513)	–
Deferred income tax	–	–	–	138		–	138
Total current liabilities	–	–	–	13,413	20,597	(7,777)	26,233
Long-term debt, net of current maturities	–	56,000	–	–	53,249	–	109,249
Intercompany debt	–	–	56,000	56,000	–	(112,000)	–
Deferred Income taxes	–	–	–	21,861	8,144	–	30,005
Other noncurrent liabilities	–	–	–	–	555	–	555
Shareholder’s equity	55,074	55,074	28,409	56,977	62,520	(202,980)	55,074
	$55,074	$111,074	$84,409	$148,251	$145,065	$(322,757)	$221,116

Thermon Holding Corp.
Condensed Statement of Operations (Unaudited)

	For the Period From May 1, 2010 Through December 31, 2010
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated

Revenues	$–	$–	$80,866	$119,928	$(34,889)	$165,905
Cost of sales	–	–	55,855	77,776	(34,836)	98,795
Gross profit	–	–	25,011	42,152	(53)	67,110
Operating expenses:
Marketing, general and administrative and engineering	1,044	–	18,701	17,482	–	37,227
Amortization of other intangible assets	210	–	6,721	8,195	–	15,126
Income (loss) from operations	(1,254)	–	(411)	16,475	(53)	14,757
Other income/(expenses):
Equity in earnings of subsidiaries	(6,055)	6,805	6,994	–	(7,744)	–
Interest income	–	–	1	9	–	10
Interest expense	–	(16,820)	(195)	(96)	–	(17,111)
Miscellaneous income/(expense)	(5,524)	(461)	3,429	(5,133)	–	(7,689)
Income (loss) before provision for income taxes	(12,833)	(10,476)	9,818	11,255	(7,797)	(10,033)
Income tax benefit (expense)	–	–	3,290	(4,187)	(30)	(927)
Net income (loss)	$(12,833)	$(10,476)	$13,108	$7,068	$(7,827)	$(10,960)

Thermon Holding Corp.
Condensed Statement of Operations (Unaudited)

	For the Period From April 1, 2010 Through April 30, 2010 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated

Revenues	$–	$–	$–	$8,621	$8,342	$(3,900)	$13,063
Cost of sales	–	–	–	5,223	5,027	(3,803)	6,447
Gross profit	–	–	–	3,398	3,315	(97)	6,616
Operating expenses:
Marketing, general and administrative and engineering	–	–	–	2,304	1,959	–	4,263
Amortization of other intangible assets	–	–	–	38	177	–	215
Income (loss) from operations	–	–	–	1,056	1,179	(97)	2,138
Other income/(expenses):
Equity in earnings of subsidiaries	(267)	7,689	11,780	(307)	–	(18,895)	–
Interest income	–	–	–	1	6	–	7
Interest expense	–	(1,245)	–	(3,404)	(1,580)	–	(6,229)
Miscellaneous income/(expense)	–	(6,711)	(3,080)	(2,076)	(1,750)	–	(13,617)
	(267)	(267)	8,700	(5,786)	(3,324)	(18,895)	(19,839)
Income (loss) before provision for income taxes	(267)	(267)	8,700	(4,730)	(2,145)	(18,992)	(17,701)
Income tax benefit (expense)	–	–	–	17,063	341	30	17,434
Net income (loss)	$(267)	$(267)	$8,700	$12,333	$(1,804)	$(18,962)	$(267)

Thermon Holding Corp.
Condensed Statement of Operations (Unaudited)

	For the Three Months Ended December 31, 2010
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated

Revenues	$–	$–	$33,280	$45,404	$(13,743)	$64,941
Cost of sales	–	–	21,789	27,287	(13,743)	35,333
Gross profit	–	–	11,491	18,117	–	29,608
Operating expenses:
Marketing, general and administrative and engineering	850	–	7,445	6,410	–	14,705
Amortization of other intangible assets	131	–	2,946	623	–	3,700
Income (loss) from operations	(981)	–	1,100	11,084	–	11,203
Other income/(expenses):
Equity in earnings of subsidiaries	1,729	3,259	4,564	–	(9,552)	–
Interest income	–	–	1	6	–	7
Interest expense	–	(5,476)	(45)	(59)	–	(5,580)
Miscellaneous income/(expense)	–	–	744	(1,773)		(1,029)
Income (loss) before provision for income taxes	748	(2,217)	6,364	9,258	(9,552)	4,601
Income tax benefit (expense)	–	–	902	(2,450)	(44)	(1,592)
Net income (loss)	$748	$(2,217)	$7,266	$6,808	$(9,596)	$3,009

Thermon Holding Corp.
Condensed Statement of Operations (Unaudited)

	For the Three Months Ended December 31, 2009 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated

Revenues	$–	$–	$–	$26,117	$31,372	$(10,141)	$47,348
Cost of sales	–	–	–	17,214	16,804	(9,866)	24,152
Gross profit	–	–	–	8,903	14,568	(275)	23,196
Operating expenses:
Marketing, general and administrative and engineering	–	–	–	5,458	7,086	(2)	12,542
Amortization of other intangible assets	–	–	–	113	510	–	623
Income (loss) from operations	–	–	–	3,332	6,972	(273)	10,031
Other income/(expenses):
Equity in earnings of subsidiaries	4,181	4,181	(593)	(2,458)	–	(5,311)	–
Interest income	–	3,094	3,094	28	5	(6,188)	33
Interest expense	–	(3,094)	(3,094)	(1,091)	(836)	6,188	(1,927)
Miscellaneous income/(expense)	–	–	–	1,316	(1,879)	(1)	(564)
Income (loss) before provision for income taxes	4,181	4,181	(593)	1,127	4,262	(5,585)	7,573
Income tax benefit (expense)	–	–	–	(1,720)	(1,765)	94	(3,391)
Net income (loss)	$4,181	$4,181	$(593)	$(593)	$2,497	$(5,491)	$4,182

Thermon Holding Corp.
Condensed Statement of Operations (Unaudited)

	For the Nine Months Ended December 31, 2009 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantors)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated

Revenues	$–	$–	$–	$77,734	$97,512	$(32,341)	$142,905
Cost of sales	–	–	–	50,063	56,072	(32,169)	73,966
Gross profit	–	–	–	27,671	41,440	(172)	68,939
Operating expenses:
Marketing, general and administrative and engineering	–	–	–	15,410	18,360	–	33,770
Amortization of other intangible assets	–	–	–	340	1,463	–	1,803
Income (loss) from operations	–	–	–	11,921	21,617	(172)	33,366
Other income/(expenses):
Equity in earnings of subsidiaries	14,728	14,728	10,064	5,523	–	(45,043)	–
Interest income	–	3,094	3,094	38	16	(6,188)	54
Interest expense	–	(3,094)	(3,094)	(3,094)	(2,476)	6,188	(5,570)
Miscellaneous income/(expense)	–	–	–	3,461	(4,341)	(1)	(881)
Income (loss) before provision for income taxes	14,728	14,728	10,064	17,849	14,816	(45,216)	26,969
Income tax benefit (expense)	–	–	–	(7,785)	(4,530)	74	(12,241)
Net income (loss)	$14,728	$14,728	$10,064	$10,064	$10,286	$(45,142)	$14,728

Thermon Holding Corp.
Condensed Statement of Cash Flows (Unaudited)

	For the Period May 1, 2010 Through December 31, 2010
	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated

Net cash provided by (used in) operations	$(6,570)	$(217)	$6,566	$26,262	$31	$26,072

Investing activities
Purchases of P.P.&E.		–	(884)	(265)	–	(1,149)
Cash paid for Thermon	(172,631)	(145,417)	–	–	–	(318,048)
Net cash provided by (used in) investing activities	(172,631)	(145,417)	(884)	(265)	–	(319,197)

Financing activities
Proceeds from Senior Secured Notes	–	210,000	–	–	–	210,000
Proceeds from revolving line of credit		–	2,000	2,599	–	4,599
Obligation on in settlement of the CHS Transaction	–	–	6,600	–	–	6,600
Payments to settle the CHS Transaction	–	–	(2,846)	–	–	(2,846)
Payments on revolving lines of credit and long-term debt	–	–	(2,000)	(2,599)	–	(4,599)
Capital contributions	129,252	–	–	–	–	129,252
Debt issuance costs	–	(15,473)	–	–	–	(15,473)
Change in affiliate debt	49,949	(48,893)	(4,027)	3,002	(31)	–
Net cash provided by (used in) financing activities	179,201	145,634	(273)	3,002	(31)	327,533

Effect of exchange rates on cash and cash equivalents	–	–	–	543	–	543

Change in cash and cash equivalents	–	–	5,409	29,542	–	34,951
Cash at beginning of period	–	–	–	–	–	–
Cash at end of period	$–	$–	$5,409	$29,542	$–	$34,951

Thermon Holding Corp.
Condensed Statement of Cash Flows (Unaudited)

	For the Nine Months Ended December 31, 2009 (Predecessor)
	Thermon Holdings, LLC	Thermon Holding, Corp. (Guarantor)	Thermon Industries, Inc. (Issuer)	Thermon Manufacturing Company and U.S. Subsidiaries (Guarantor)	International Subsidiaries (Non-guarantors)	Eliminations	Consolidated

Net cash provided by (used in) operations	$8,600	$8,600	$8,600	$9,666	$16,282	$(28,561)	$23,187

Investing activities
Purchases of P.P.&E.	–	–	–	(671)	(305)	–	(976)
Net cash provided by (used in) investing activities	–	–	–	(671)	(305)	–	(976)

Financing activities
Dividend paid to owners’	(8,600)	–	–	–	–	–	(8,600)
Payment of Intercompany Dividends	–	(8,600)	(8,600)	(8,600)	(2,854)	28,654	–
Change in affiliate debt	–	–	–	(182)	275	(93)	–
Net cash provided by (used in) financing activities	(8,600)	(8,600)	(8,600)	(8,782)	(2,579)	28,561	(8,600)

Effect of exchange rates on cash and cash equivalents	–	–	–	–	(1,128)	–	(1,128)

Change in cash and cash equivalents	–	–	–	213	12,270	–	12,483
Cash at beginning of period	–	–	–	5,912	7,490	–	13,402
Cash at end of period	$–	$–	$–	$6,125	$19,760	$–	$25,885

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Special Note Regarding Forward-Looking Statements

Management’s discussion and analysis of our financial condition and results of operations is provided as a supplement to the unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2010 and 2009 to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. In this quarterly report, we refer to the three month periods ended December 31, 2010 and 2009 as Interim 2011 and Interim 2010, respectively, and the nine month periods ended December 31, 2010 and 2009 are referred to as YTD 2011 and YTD 2010, respectively. The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, our condensed consolidated financial statements and related notes included above.

The discussion in this section includes forward-looking statements within the meaning of the U.S. federal securities laws in addition to historical information. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. When used in this discussion, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “will,” “future” and similar terms and phrases are intended to identify forward-looking statements in this quarterly report.

Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized or otherwise materially affect our financial condition, results of operations and cash flows.

Actual events, results and outcomes may differ materially from our expectations due to a variety of factors. Although it is not possible to identify all of these factors, they include, among others, (i) general economic conditions and cyclicality in the markets we serve; (ii) future growth of energy and chemical processing capital investments; (iii) changes in relevant currency exchange rates; (iv) our ability to comply with the complex and dynamic system of laws and regulations applicable to international operations; (v) a material disruption at any of our manufacturing facilities; (vi) our dependence on subcontractors and suppliers; (vii) our ability to obtain standby letters of credit, bank guarantees or performance bonds required to bid on or secure certain customer contracts; (viii) competition from various other sources providing similar heat tracing products and services, or other alternative technologies, to customers; (ix) our ability to attract and retain qualified management and employees, particularly in our overseas markets; (x) our ability to continue to generate sufficient cash flow to satisfy our liquidity needs; (xi) the extent to which federal, state, local and foreign governmental regulation of energy, chemical processing and power generation products and services limits or prohibits the operation of our business; and (xii) other factors discussed in more detail under the caption “Risk Factors” in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) on December 13, 2010.   Any one of these factors or a combination of these factors could materially affect our future results of operations and could influence whether any forward-looking statements contained in this quarterly report ultimately prove to be accurate.

Our forward-looking statements are not guarantees of future performance, and actual results and future performance may differ materially from those suggested in any forward-looking statements. We do not intend to update these statements unless we are required to do so under applicable securities laws.

Overview

We are one of the largest providers of highly engineered thermal solutions for process industries. For over 50 years, we have served a diverse base of thousands of customers around the world in attractive and growing markets, including energy, chemical processing and power generation. We are a global leader and one of the few thermal solutions providers with a global footprint and a full suite of products and services required to deliver comprehensive solutions to complex projects. We serve our customers locally through a global network of sales and service professionals and distributors in more than 30 countries and through our four manufacturing facilities on three continents. These global capabilities and longstanding relationships with some of the largest multinational energy, chemical processing, power and EPC companies in the world have enabled us to diversify our revenue streams and opportunistically access high growth markets worldwide. For the nine months ended December 31, 2010, 71% of our revenues were generated outside of the United States.

Revenue.  Our revenues are derived from providing customers with a full suite of innovative and reliable heat tracing solutions, including electric and steam heat tracing, tubing bundles, control systems, design optimization, engineering services and installation services. Our sales are primarily to industrial customers for petroleum and chemical plants, oil and gas production facilities and power generation facilities. Demand for industrial heat tracing solutions falls into two categories: (i) new facility construction, which we refer to as Greenfield projects, and (ii) recurring maintenance, repair and operations and facility upgrades or expansions, which we refer to as MRO/UE. Greenfield construction projects often require comprehensive heat tracing solutions. We believe that Greenfield revenue consists of sales revenues by customer in excess of $1 million annually (excluding sales to agents, who typically resell our products to multiple customers), and typically includes most orders for projects related to facilities that are new or that are built independent of existing facilities. We refer to sales revenues by customer of less than $1 million annually, which we believe are typically derived from MRO/UE, as MRO/UE revenue. Based on our experience, we believe that $1 million in annual sales is an appropriate threshold for distinguishing between Greenfield revenue and MRO/UE revenue. However, we often sell our products to intermediaries or subcontract our services; accordingly, we have limited visibility into how our products or services may ultimately be used and can provide no assurance that our categorization may accurately reflect the sources of such revenue. Furthermore, our customers do not typically enter into long-term forward maintenance contracts with us. In any given year, certain of our smaller Greenfield projects may generate less than $1 million in annual sales, and certain of our larger plant expansions or upgrades may generate in excess of $1 million in annual sales, though we believe that such exceptions are few in number and insignificant to our overall results of operations.

Cost of sales.  Our cost of revenues includes primarily the cost of raw material items used in the manufacture of our products, cost of ancillary products that are sourced from external suppliers and construction labor cost. Additional costs of revenue include contract engineering cost directly associated to projects, direct labor cost, external sales commissions, and other costs associated with our manufacturing/fabrication shops. The other costs associated with our manufacturing/fabrication shops are mainly indirect production costs, including depreciation, indirect labor costs, and the costs of manufacturing support functions such as logistics and quality assurance. Key raw material costs include polymers, copper, stainless steel, insulating material, and other miscellaneous parts related to products manufactured or assembled as part of our heat tracing solutions. Historically, the costs of our primary raw materials have been stable and readily available from multiple suppliers, and we have been generally successful with passing along raw material cost increases to our customers. Therefore, increases in the cost of key raw materials of our products have not generally affected our gross margins. We cannot provide any assurance, however, that we may be able to pass along such cost increases to our customers in the future, and if we are unable to do so, our results of operations may be adversely affected.

Operating expenses.  Our marketing, general and administrative and engineering expenses are primarily comprised of compensation and related costs for sales, marketing, pre-sales engineering and administrative personnel, as well as other sales related expenses and other costs related to research and development, insurance, professional fees, the global integrated business information system, provisions for bad debts and warranty.

Key drivers affecting our results of operations.  Our results of operations and financial condition are affected by numerous factors, including those described under the caption “Risk Factors” in our Registration Statement on Form S-4 filed with the SEC on December 13, 2010 and elsewhere in this quarterly report and those described below:

•
Timing of Greenfield projects.  Our results of operations in recent years have been impacted by the various construction phases of large Greenfield projects. On very large projects, we are typically designated as the heat tracing provider of choice by the project owner. We then engage with multiple contractors to address incorporating various heat tracing solutions throughout the overall project. Our largest Greenfield projects may generate revenue for several quarters. In the early stages of a Greenfield project, our revenues are typically realized from the provision of engineering services. In the middle stages, or the material requirements phase, we typically experience the greatest demand for our heat tracing cable, at which point our revenues tend to accelerate. Revenues tend to decrease gradually in the final stages of a project and are generally derived from installation services and demand for electrical panels and other miscellaneous electronic components used in the final installation of heat tracing cable, which we frequently outsource from third-party manufacturers. We tend to experience higher margins in the middle stages of a Greenfield project, when the demand for our manufactured products is at its highest. By contrast, we tend to experience lower margins in the beginning and final stages of a Greenfield project, when demand is highest for our lower margin engineering and installation services and outsourced electronic components.

•
Cyclicality of end-users’ markets.  Demand for our products and services depends in large part upon the level of capital and maintenance expenditures of our customers and end users, in particular those in the energy, chemical processing and power generation industries, and firms that design and construct facilities for these industries. These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns. Greenfield projects, and in particular large Greenfield projects (i.e., new facility construction projects generating in excess of $5 million in annual sales), have been a substantial source of revenue growth in recent years, and Greenfield revenues tend to be more cyclical than MRO/UE revenues. In recent years we have noted particular cyclicality in capital spending for new facilities in Asia, Eastern Europe and the Middle East. A sustained decrease in capital and maintenance spending or in new facility construction by our customers could have a material adverse effect on the demand for our products and services and our business, financial condition and results of operations.

•
Impact of product mix.  As a comprehensive provider of heat tracing solutions, we provide both our products and services to both Greenfield and MRO/UE customers. We tend to experience lower margins from our design optimization, engineering, installation and maintenance services than we do from sales of our heating cable, tubing bundle and control system products. We also tend to experience lower margins from our outsourced products, such as electrical switch gears and transformers, than we do from our manufactured products. Accordingly, our results of operations are impacted by our mix of products and services. For MRO/UE orders, the sale of our manufactured products typically represents a higher proportion of the overall revenues associated with such order than the provision of our services. Greenfield projects, on the other hand, require a higher level of our services than MRO/UE orders. Therefore, we typically realize higher margins from MRO/UE revenues than Greenfield revenues.

•
Large and growing installed base.  Customers typically use the incumbent heat tracing provider for MRO/UE projects to avoid complications and compatibility problems associated with switching providers. Therefore, with the significant Greenfield activity we have experienced in recent years, our installed base has continued to grow, and we expect that such installed base will continue to generate ongoing high margin MRO/UE revenues. For fiscal 2010, MRO/UE sales comprised approximately 60% of our consolidated revenues.

•
Seasonality of MRO/UE revenues.  Revenues realized from MRO/UE orders tend to be less cyclical than Greenfield projects and more consistent quarter over quarter, although MRO/UE revenues are impacted by seasonal factors. MRO/UE revenues are typically highest during the third fiscal quarter, as most of our customers perform preventative maintenance prior to the winter season.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Our critical accounting policies are those that materially affect our financial statements and involve difficult, subjective or complex judgments by management. Our most significant financial statement estimates include revenue recognition, allowances for bad debts, warranty reserves, inventory reserves and potential litigation claims and settlements.

Although these estimates are based on management’s best knowledge of current events and actions that may impact the company in the future, actual results may be materially different from the estimates.

Revenue recognition.  Revenues from sales of products are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectability is probable.

Construction contract revenues are recognized using the percentage-of-completion method, primarily based on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period they are determined. Revenues recognized in excess of amounts billed are classified as costs and estimated earnings in excess of billings on uncompleted contracts. Essentially all of such amounts are expected to be billed and collected within one year and are classified as current assets. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. When reasonably dependable estimates cannot be made, construction contract revenues are recognized using the completed contract method.

Estimating allowances, specifically the allowance for doubtful accounts and the adjustment for excess and obsolete inventories.  We make estimates about the uncollectability of our accounts receivable. We specifically analyze accounts receivable, historical bad debts, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of our allowance for doubtful accounts. Our allowance for doubtful accounts was $1.3 million and $1.8 million at December 31, 2010 and March 31, 2010, respectively. We also write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated fair value based on assumptions of future demand and market conditions. Our allowance for excess and obsolete inventories was $1.5 million and $1.2 million at December 31, 2010 and March 31, 2010, respectively. Our allowance for the warranty on our sold products and installations was $1.0 million and $0.7 million at December 31, 2010 and March 31, 2010, respectively. Significant judgments and estimates must be made and used in connection with establishing these allowances. Material differences may result in the amount and timing of our bad debt and inventory obsolescence if we made different judgments or utilized different estimates or if actual results varied materially from our estimates.

Valuation of long-lived, goodwill and other intangible assets.  Separable intangible assets that have finite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are not amortized, but are reviewed for impairment annually, or more frequently if impairment indicators arise. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. GAAP requires that “push down” accounting be applied for wholly owned subsidiaries if the ownership is 95 percent or more. In connection with the CHS Transactions, goodwill has been allocated to our entities in the United States, Canada and Europe accordingly. As such, we have identified three reporting units: United States, Canada and Europe, for goodwill impairment testing, which are at a level below our one operating segment. Factors considered important which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

When it is determined that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the measurement of any impairment is determined and the carrying value is reduced as appropriate. As of December 31, 2010, we had goodwill of approximately $116.6million, including the impact of the CHS Transactions. There have been no impairments of goodwill during the nine months ended December 31, 2010 and 2009.

Business combinations.  We allocate the purchase price in connection with the CHS Transactions to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include trademarks, customer relationships, backlog and developed technology. The fair values assigned to the identified intangible assets are discussed in detail in Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

Critical estimates in valuing certain intangible assets include, without limitation, future expected cash flows from customer relationships, acquired developed technologies and trademarks and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this quarterly report.

Accounting for income taxes.  We account for income taxes under the asset and liability method that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. In estimating future tax consequences, all expected future events are considered other than enactments of changes in tax laws or rates. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. We expect to establish a valuation allowance in the 2011 fiscal year, as we expect a comparable amount of foreign taxes paid on repatriated earnings will not be currently recoverable against U.S. income taxes, and future recoverability is not reasonably assured at this time

Loss contingencies.  We accrue for probable losses from contingencies including legal defense costs, on an undiscounted basis, when such costs are considered probable of being incurred and are reasonably estimable. We periodically evaluate available information, both internal and external, relative to such contingencies and adjust this accrual as necessary. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operation. In the nine months ended December 31, 2010, we reduced our reserve for compliance costs from $0.7 million to $0.1 million due to the settlement with OAC of allegations that certain of our subsidiaries had committed apparent violations of antiboycott laws.

Stock-Based Compensation Expense. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected volatility. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted. See “Note 13. Stock-Based Compensation Expense” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on stock-based compensation expense, which is hereby incorporated by reference into this Item 2.

Seasonality

Our quarterly revenues are impacted by the level of large Greenfield projects that may be occurring at any given time. Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers and end users, in particular those customers in the oil and gas, refining, and chemical processing markets. These customers’ expenditures historically have been cyclical in nature and vulnerable to economic downturns.

Our operating expenses remain relatively consistent with some variability related to overall headcount of the company which increased slightly in the year ended December 31, 2010. Fluctuations in operating expense are partly due to changes in management’s estimates for items such annual bonus attainment and reserves for bad debt.

Our quarterly operating results may fluctuate based on the cyclical pattern of industries to which we provide heat tracing solutions and the seasonality of MRO/UE demand for our products. Most of our customers perform preventative maintenance prior to the winter season, thus in our experience making the months of October and November typically our largest for MRO/UE revenue. However, revenues from Greenfield projects are not seasonal and tend to be level throughout the year, depending on the capital spending environment. Overall, seasonality has a minor effect on the company’s business.

 Results of Operations

The following table sets forth our statements of operations as a percentage of sales for the periods indicated.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2010 (Successor)		2009 (Predecessor)		2010 (Predecessor/ Successor Combined (Non-GAAP) (1))			2009 (Predecessor)
Consolidated Statements of Operations Data:
Sales	$64,941	100%	$47,348	100%	$178,968		100%	$142,905	100%
Cost of sales	35,333	54%	24,152	51%	97,723		55%	73,966	52%
Purchase accounting adjustments	–	–	–	–	7,519	(2)	4%	–	–
Gross profit	$29,608	46%	$23,196	49%	$73,726		41%	$68,939	48%
Operating expenses:
Marketing, general and administrative and engineering	$14,705	23%	$12,542	26%	$41,490		23%	$33,770	24%
Amortization of intangible assets	3,700	6%	623	1%	15,341		9%	1,803	1%
Income from operations	$11,203	17%	$10,031	21%	$16,895		9%	$33,366	23%
Other income/(expense):
Interest expense (3)	(5,573)	9%	(1,894)	4%	(23,323)		13%	(5,516)	4%
Success fees to owners related to the CHS Transactions	–	–	–	–	(7,738	)(4)	4%	–	–
Miscellaneous income/(expense)	(1,029)	2%	(564)	1%	(13,568	)(4)	8%	(881)	1%
Income (loss) before provision for income taxes	$4,601	7%	$7,573	16%	$(27,734)		16%	$26,969	19%
Income tax benefit (expense)	(1,592)	2%	(3,391)	7%	16,507		9%	(12,241)	9%
Net income (loss)	$3,009	5%	$4,182	9%	$(11,227)		6%	$14,728	10%
________________
(1)
The closing of the Acquisition on April 30, 2010 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from May 1, 2010 through December 31, 2010 (“Successor”) as compared to the period from April 1, 2010 through April 30, 2010 (“Predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Therefore, we believe that combining the two periods into a single period for comparative purposes gives the most clarity for the users of this financial information. Please refer to our unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2010 and 2009 appearing above for a separate presentation of the results for the Predecessor and Successor periods in accordance with GAAP.

(2)
In the nine months ended December 31, 2010, there was a non-cash negative impact of $7.5 million to cost of sales and, consequently, gross profit due to a purchase accounting adjustment related to the Acquisition.

(3)
Interest expense for the three and nine months ended December 31, 2010 of $5.6 million and $23.3 million, respectively, included increased interest and amortization related to the CHS Transactions, including interest expense on our revolving credit facility and our senior secured notes issued on April 30, 2010 to finance in part the Acquisition, as well as $2.0 million of unused bridge loan fee amortization, $3.1 million of prepayment fees and $2.6 million of accelerated amortization of the deferred debt costs associated with the repaid debt.

(4)
Miscellaneous income (expense) for the nine months ended December 31, 2010 of $21.3 million consisted primarily of $21.6 million of non-recurring expenses related to the CHS Transactions, partially offset by $0.6 million of income related to the reversal of our compliance reserve.

Three Months Ended December 31, 2010 (Successor) (“Interim 2011”) Compared to the Three Months Ended December 31, 2009 (Predecessor) (“Interim 2010”)

Revenues. Revenues for Interim 2011 were $64.9 million, compared to $47.3 million for Interim 2010, an increase of $17.6 million or 37.2%.  The increase in revenue is attributable to revenue growth within all geographic regions as well as growth in both MRO/UE and Greenfield projects.  In particular, $8.5 million of the increase in total revenues was due to significant large Greenfield project activity in Interim 2011 as compared to Interim 2010.  We consider new facility construction projects generating in excess of $5 million in annual sales to be “large” Greenfield projects. We experienced significant activity in Interim 2011 with ongoing large Greenfield projects in Canada.  The balance of the increase in total revenues was comprised of smaller Greenfield project and MRO/UE revenues.  The comparative period increase was also reflective of relatively low large project revenue in the Interim 2010 period.

Gross profit and margin. Gross profit totaled $29.6 million in Interim 2011, compared to $23.2 million in Interim 2010, an increase of $6.4 million. As a percentage of revenues, gross profit decreased to 45.6% in Interim 2011 from 49.0% in Interim 2010.  Our gross margins are impacted by the product mix between Greenfield projects and MRO/UE sales, with Greenfield sales generating lower margins as compared to MRO/UE sales. Gross margin of 45.6% in Interim 2011 is in line with our expected range of gross margins based on our historical results. The decrease in gross margin in Interim 2011 is mostly due to large Greenfield projects accounting for a greater percentage of our total gross profit in Interim 2011 as compared to Interim 2010.  Additionally, Interim 2010 had a larger mix of MRO/UE revenue due to relatively smaller overall Greenfield sales in that period.

Marketing, general and administrative and engineering.  Marketing, general and administrative and engineering costs were $14.7 million for Interim 2011, compared to $12.5 million in Interim 2010, an increase of $2.2 million or 17.2%. The increase is primarily related to an increase in expenses to address personnel needs to meet growing customer demand. The expenses contributing to this increase include $1.3 million in increased incentive compensation as well as an increase in salaries and benefits of $1.9 million for staffing to meet the demands of growth. These increases were offset by a decrease of $1.1 million in accruals related to bad debt reserves. As a percentage of revenues, marketing, general and administrative and engineering expenses decreased to 22.6% in Interim 2011 from 26.5% in Interim 2010.

Amortization of intangible assets. Amortization of intangible assets was $3.7 million in Interim 2011, compared to $0.6 million in Interim 2010, an increase of $3.1 million, due to the amortization of certain intangible assets associated with the CHS Transactions.

Interest expense. Interest expense was $5.6 million in Interim 2011, compared to $1.9 million in Interim 2010, an increase of $3.7 million. This was partially due to the higher levels of indebtedness incurred in the CHS Transactions and, to a lesser extent, the higher interest rates on the 9.5% senior secured notes, which increased our monthly interest expense by approximately $1.2 million. The interest expense in Interim 2011 includes amortization of debt issuance costs of $0.5 million.

Miscellaneous expense. Miscellaneous expense was $1.0 million in Interim 2011, compared to miscellaneous expense of $0.6 million in Interim 2010, an increase of $0.4 million. Miscellaneous expense in Interim 2011 consisted primarily of CHS Transaction expenses of $0.8 million, and miscellaneous expense in

Interim 2010 consisted primarily of unsuccessful transaction expenses of $0.5 million.  These related to preliminary negotiations with parties prior to the CHS Transaction.

Income taxes. Income taxes were $1.6 million in Interim 2011, compared to a $3.4 million tax expense in Interim 2010, a reduction of $1.8 million. The effective tax rates were 34.6% in Interim 2011 and 44.8% in Interim 2010. Our anticipated annual effective tax rate of approximately (3.9%) has been applied to our consolidated pre-tax loss for the period from May 1, 2010 through December 31, 2010. This tax rate is less than the U.S. statutory rate primarily due to the amount of buyer’s expenses incurred in connection with the CHS Transactions that is estimated to be nondeductible, valuation reserves taken against our anticipated foreign tax credit and other carryforwards for U. S. taxation purposes, and differences between foreign and U.S. tax rates.  See Note 15, Income Taxes, to our unaudited consolidated financial statements for the three months ended December 31, 2010, included elsewhere in this quarterly report, for further detail on income taxes.

Net income. Net income was $3.0 million in Interim 2011 as compared to $4.2 million in Interim 2010, a decrease of $1.2 million or 28.0%. While gross profit contributed an additional $6.4 million to net income as compared to Interim 2010, this was offset by increases in amortization of intangibles and interest expense as a result of the CHS Transactions. Due to the CHS Transactions in Interim 2011, amortization of intangible assets increased $3.1 million over the same period in the prior year.  In addition, interest expense increased $3.7 million over the  Interim 2010 period and marketing general and administrative expenses were $2.2 million higher in Interim 2011.  Due to lower net income, income tax was also lower by $1.8 million.

Nine Months Ended December 31, 2010 (Predecessor/Successor Combined) (“YTD 2011”) Compared to the Nine Months Ended December 31, 2009 (Predecessor) (“YTD 2010”) (Non-GAAP)

Note regarding discussion of combined results of operations for the nine months ended December 31, 2010. The closing of the CHS Transactions on April 30, 2010 established a new basis of accounting that primarily affected inventory, intangible assets, goodwill, taxes, debt and equity. This resulted in additional amortization expense, interest expense and tax expense for the period from May 1, 2010 through December 31, 2010 (“Successor”) as compared to the period from April 1, 2010 through April 30, 2010 (“Predecessor”). Except for purchase accounting adjustments, the results for the two combined periods are comparable. Our unaudited interim condensed consolidated financial statements and accompanying notes thereto for the three and nine months ended December 31, 2010 and 2009 appearing above include a separate presentation of the results for the Predecessor and Successor periods.  The following table includes a combined presentation of the results for the Predecessor and Successor periods, and the discussion of our results of operations for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 that immediately follows the table is based on the combined results for the Predecessor and Successor owners for the nine months ended December 31, 2010.

We have presented a discussion of the results for these combined periods because it provides an easier-to-read discussion of the results of operations and provides the investor with information from which to analyze our financial results in a manner that is consistent with the way management reviews and analyzes our results of operations. In addition, the discussion of the combined results provides investors with the most meaningful comparison between our results for prior and future periods.

	For the Period From April 1, Through April 30, 2010 (Predecessor)	For the Period From May 1, 2010 Through December 31, 2010 (Successor)	Nine months Ended December 31, 2010 (Predecessor/ Successor Combined)
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenues	$13,063	$165,905	$178,968
Cost of revenues	6,447	91,276	97,723
Purchase accounting non-cash adjustment		7,519	7,519
Gross profit	6,616	67,110	$73,726

Marketing, general and administrative and engineering	4,263	37,227	41,490
Amortization of intangible assets	215	15,126	15,341
Income from operations	2,138	14,757	$16,895

Interest income	7	10	17
Interest expense(1)	(6,229)	(17,111)	(23,340)
Success fees to owners related to the CHS Transaction(2)	(4,716)	(3,022)	(7,738)
Miscellaneous income/(expense)(2)	(8,901)	(4,667)	(13,568)
Income (loss) before provision for income taxes	(17,701)	$(10,033)	$(27,734)
Income tax benefit (expense)	17,434	(927)	16,507
Net income (loss)	$(267)	$(10,960)	$(11,227)

Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(6,402)	$26,072	$19,670
Investing activities	(1,494)	(319,197)	(320,691)
Financing activities	(19,385)	327,533	308,148
Capital expenditures	(97)	(1,149)	(1,246)
Depreciation and amortization	392	24,040	24,432
Purchase accounting adjustment to cost of goods sold	—	7,519	7,519
Amortization of deferred debt cost to interest expense	2,586	3,365	5,951
Effect of exchange rates on cash and cash equivalents	(14)	543	529

(1)
Interest expense for the nine months ended December 31, 2010 of $23.3 million included increased interest and amortization related to the CHS Transactions as well as $2.0 million of unused bridge loan fee amortization, $3.1 million of prepayment fees and $2.6 million of accelerated amortization of the deferred debt costs associated with the repaid debt.

(2)
Miscellaneous expense and success fees paid to owners related to the CHS Transaction combined for $21.3 million in expense for the nine months ended December 31, 2010, which consisted primarily of $21.3 million of non-recurring expenses related to the CHS Transactions, and was offset in part by $1 million of income related to the reversal of our compliance reserve.

Revenues. Revenues for the nine months ended December 31, 2010 combined (“YTD 2011”) were $179.0 million, compared to $142.9 million for the nine months ended December 31, 2009 (“YTD 2010”), an increase of $36.1 million or 25.2%, mostly due to an increase in large Greenfield project activity in YTD 2011, which accounted for $23.1 million of the increase. Separately, revenues increased in all geographies in which we operate during YTD 2011, with revenue in Canada accounting for $18.3 million of the increase.

Gross profit and margin. Gross profit totaled $73.7 million in YTD 2011, compared to $68.9 million in YTD 2010, an increase of $4.8 million.  As a percentage of revenues, gross profit decreased to 41.2% in YTD 2011 from 48.2% in YTD 2010. In YTD 2011 there was a non-cash $7.5 million negative impact to gross profit due to a purchase accounting adjustment related to the CHS Transactions. Under purchase accounting rules, inventories that were carried at lower of cost or market are stepped up to fair value, which eliminates gross profit in the period in which the units are sold. Excluding the purchase accounting adjustment, gross margin would have been 45.4% in YTD 2011.  In addition, YTD 2010 gross margin was positively affected by a $1.8 million favorable adjustment related to the release of contingencies on long-term projects in Russia. After taking into account this adjustment, gross margin would have been 47.0% in YTD 2010.   Adjusted gross margin decreased marginally by 1.6% in YTD 2011 as compared to YTD 2010.  These adjusted gross margins of 45.4% and 47.0% for YTD 2011 and YTD 2010, respectively, are within our expected normalized range of gross margins based on our historical results.  The slightly lower gross margin in YTD 2011 is reflective of a larger proportion of Greenfield sales which carry an overall lower gross margin than MRO/UE sales.

Marketing, general and administrative and engineering. Marketing, general and administrative and engineering costs were $41.5 million in YTD 2011, compared to $33.8 million in YTD 2010, an increase of $7.7 million or 22.9%. The overall increase is primarily related to an increase in expenses to address personnel needs to meet growing customer demand. The expenses contributing to this increase include $2.9 million in increased incentive compensation as well as an increase in salaries and benefits of $3.8 million. In addition, there is an increase of $0.8 million in professional fees associated with SEC reporting and administration requirements. As a percentage of revenues, marketing, general and administrative and engineering expenses decreased to 23.2% in YTD 2011 from 23.6% in YTD 2010.

Amortization of intangible assets. Amortization of intangible assets was $15.3 million in YTD 2011, compared to $1.8 million in YTD 2010, an increase of $13.5 million, due to the amortization of certain intangible assets associated with the CHS Transactions.

Interest expense. Interest expense was $23.3 million in YTD 2011, compared to $5.6 million in YTD 2010, an increase of $17.7 million. This was partially due to the higher levels of indebtedness incurred in the CHS Transactions and, to a lesser extent, the higher interest rates on the 9.5% senior secured notes, which increased our monthly interest expense by approximately $1.2 million. The one-time financing costs included $2.0 million in full amortization of our bridge loan fee, $2.6 million in accelerated amortization of deferred debt costs associated with repaid debt and $3.1 million in prepayment penalties.

Miscellaneous expense. Miscellaneous expense was $13.6 million in YTD 2011, compared to miscellaneous expense of $0.9 million in YTD 2010, an increase of $12.7 million. Miscellaneous expenses in YTD 2011 consisted primarily of $9.5 million of professional fees and expenses related to the CHS Transactions, $0.6 million income related to adjustment of compliance liabilities and foreign exchange transaction gains and other miscellaneous income of $0.9 million. Miscellaneous expense in YTD 2010 consisted primarily of nominal charges for professional fees and expenses related to a proposed sale and other extraordinary corporate transactions and foreign exchange transaction losses offset by a small gain in sales of fixed assets.

Income taxes. Income taxes were a benefit of $16.5 million in YTD 2011, compared to $12.2 million tax expense in YTD 2010, a decrease of $28.7 million from YTD 2010. The effective tax rates were (59.5%)  in YTD 2011 and 45.4% in YTD 2010. Our anticipated annual effective tax rate of approximately (3.9%) has been applied to our consolidated pre-tax loss for the period from May 1, 2010 through December 31, 2010. This tax rate is less than the U.S. statutory rate primarily due to the amount of buyer’s expenses incurred in connection with the CHS Transactions that is estimated to be nondeductible, valuation reserves taken against our anticipated foreign tax credit and other carryforwards for U. S. taxation purposes, and differences between foreign and U.S. tax rates. See Note 15, Income Taxes, to our unaudited consolidated financial statements for the nine months ended December 31, 2010, included elsewhere in this quarterly report, for further detail on income taxes.

Net income. Net loss was $11.2 million in YTD 2011 as compared to net income of $14.7 million in YTD 2010, a decrease of $25.9 million. The primary reason for the decrease in net income was as a result of the CHS Transactions. Because of the CHS Transactions in YTD 2011, amortization of intangible assets increased $21.0 million (including $7.5 million in purchase accounting adjustments negatively affecting cost of sales) over the same period in the prior year. In addition, interest expense increased $17.8 million over the prior period. During YTD 2011, we also incurred $21.6 million in transaction costs directly related to the CHS Transactions. These charges to income represent a total of $60.4 million (before tax) offset by a decrease in tax expense of $28.7 million due to the tax benefit of $16.5 million recorded in YTD 2011 and increase in gross profit of $4.8 million due to higher sales.

Contractual Obligations and Contingencies

Contractual Obligations. The following table summarizes our material contractual payment obligations as of December 31, 2010.

		Payment due by period
		(dollars in thousands)
	TOTAL	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Senior secured notes	$210,000	$—	$—	$—	$210,000
Estimated interest payments on above indebtedness(1)	129,675	19,950	39,900	39,900	29,925
Operating lease obligations(2)	3,070	1,490	1,167	413	—
Obligations in settlement of the CHS Transactions(3)	3,754	3,754	—	—	—
Information technology services agreement(4)	1,412	804	608	—	—
Management fees payable to sponsors(5)	17,930	1,535	3,729	4,000	8,666
Total	$365,841	$27,533	$45,404	$44,313	$248,591

(1)	Consists of the interest on our senior secured notes, which accrues at a fixed rate of 9.500%.

(2)	We enter into operating leases in the normal course of business. Our operating leases include the leases on certain of our manufacturing and warehouse facilities.

(3)	Consists of estimated amounts owed to sellers in the CHS Transactions for restricted cash and in satisfaction of the post-closing adjustments for working capital and income taxes.

(4)	Represents the future annual service fees associated with certain information technology service agreements with several vendors.

(5)
Consists of fees payable to our sponsors for the rendering of management, consulting, financial and other advisory services pursuant to the terms of our management services agreement. We have also agreed to reimburse the out-of-pocket expenses incurred by the sponsors in connection with the provision of such services. The amounts reflected in this table do not reflect any potential expense reimbursement obligations, as we are unable to estimate the amount of such obligations with any certainty. The amount reflected in the “More than 5 Years” column is prepared on the basis of the initial ten-year term of the management services agreement, though we note that the agreement automatically extends on a year-to-year basis after the expiration of the initial term.

There are no contingent gains or losses or litigation settlements that are not provided for in the accounts.

Contingencies. For a discussion of contingencies that may impact us, see Note 11 to our consolidated financial statements, contained elsewhere in this quarterly report. To bid on or secure certain contracts, we are required at times to provide a performance guaranty to our customers in the form of a surety bond, standby letter of credit or foreign bank guaranty. On December 31, 2010, we had in place standby letters of credit and bank guarantees totaling $5.5 million and performance bonds totaling $3.0 million to back performance obligations under customer contracts. As of December 31, 2010, we also had in place a $0.3 million letter of credit as collateral for the revolving facility for our subsidiary in Japan. Our Indian subsidiary also has $2.9 million in customs bonds outstanding.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and funds available under our revolving credit facility and other revolving lines of credit. Our primary liquidity needs are to finance our working capital, capital expenditures and debt service needs.

Cash and cash equivalents.  At December 31, 2010, we had $35.0 million in cash and cash equivalents. We maintain cash and cash equivalents at various financial institutions located in many countries throughout the world. Approximately $5.4 million, or 15%, of these amounts was held in domestic accounts with various institutions and approximately $29.6 million, or 85%, of these amounts was held in accounts outside of the United States with various financial institutions.

Revolving credit facility and senior secured notes.

See “Note 10. Long-Term Debt–Revolving Credit Facility and Senior Secured Notes” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on our revolving credit facility and senior secured notes, which is hereby incorporated by reference into this Item 2.

Repatriation considerations.  A substantial portion of our cash flows are generated by our non-U.S. subsidiaries. In general, when an entity in a foreign jurisdiction repatriates cash to the United States, the amount of such cash is treated as a dividend taxable at current U.S. tax rates. Accordingly, upon the distribution of cash to us from our non-U.S. subsidiaries, we will be subject to U.S. income taxes. Although foreign tax credits may be available to reduce the amount of the additional tax liability, these credits may be limited based on our tax attributes. To the extent that we must use cash generated in foreign jurisdictions to service our debt obligations, the potential cost associated with repatriating the cash to the United States could adversely affect our ability to meet our liquidity needs.

Future capital requirements.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our liquidity needs for the next 12 months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us in an amount sufficient to enable us to service our indebtedness, including the senior secured notes or our revolving credit facility, or to fund our other liquidity needs. In addition, upon the occurrence of certain events, such as a change of control, we could be required to repay or refinance our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness, including the senior secured notes or our revolving credit facility, on commercially reasonable terms or at all.

For the fiscal year ended March 31, 2011, we are expecting $2.0 million of capital expenditures for furniture and fixture replacements, minor plant equipment replacement and minor maintenance. In fiscal 2012, we anticipate the construction of a new manufacturing building in San Marcos, Texas, which we expect will significantly increase our production capacity at that location. We estimate that approximately $5.0 million in capital expenditures will be incurred during fiscal 2012 in connection with such expansion.

Nine Months Ended December 31, 2010 (Predecessor/Successor Combined) (“YTD 2011”) Compared to the Nine Months Ended December 31, 2009 (Predecessor) (“YTD 2010”) (Non-GAAP)

Net cash provided by operating activities totaled $19.7 million for the combined YTD 2011 period, compared to $23.2 million for YTD 2010. The decrease in cash flows from operating activities in YTD 2011 compared with YTD 2010 was due in large part to expenses related to the CHS Transactions. Cash flows from operations were also negatively impacted from an increase in encumbered cash pledged as collateral for letters of credit and bank guarantees as well as an increase in accounts receivable related to an increase in days of sales outstanding. Cash flows for YTD 2011 were positively impacted by the prepayment of $10.2 million for our products by one of our customers.  We expect to deliver these products in the next six months.

Net cash used in investing activities totaled $320.7 million for YTD 2011 compared to $1.0 million for YTD 2010. The significant change in cash flows used in investing activities was due to the CHS Transactions. Investing activities in YTD 2011 consisted of $1.3 million of capital expenditures and the CHS Transactions. Investing activities in YTD 2010 consisted of $1.0 million of capital expenditures.

Net cash provided by financing activities totaled $308.1 million for YTD 2011, compared to $8.6 million used in financing activities for YTD 2010. Financing activities in YTD 2010 consisted of proceeds from the issuance of $210.0 million under the senior secured notes, $129.2 million received from equity investments in us and $3.8 million in additional obligations related to the CHS Transactions.  In YTD 2010, we paid a dividend to our former owners of $8.6 million.

Off-Balance Sheet Arrangements

As of December 31, 2010, we do not have any off balance sheet arrangements. In addition, we do not have any interest in entities referred to as variable interest entities, which includes special purposes entities and other structured finance entities.

Effect of Inflation

While inflationary increases in certain input costs, such as wages, have an impact on our operating results, inflation has had minimal net impact on our operating results during the last three years, as overall inflation has been offset by increased selling prices and cost reduction actions. We cannot assure you, however, that we will not be affected by general inflation in the future.

Recent Accounting Pronouncements

See “Note 2. New Accounting Pronouncements” to our unaudited interim condensed consolidated financial statements and accompanying notes thereto included above in Item 1. Financial Statements (Unaudited) of this quarterly report for information on recent accounting pronouncements, which is hereby incorporated by reference into this Item 2.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk exposures include the effect of fluctuations in foreign exchange rates, interest rates and commodity prices.

Foreign currency risk relating to operations.  We transact business globally and are subject to risks associated with fluctuating foreign exchange rates. Approximately 70% of our YTD 2011 consolidated revenue was generated by sales from our non-U.S. subsidiaries. Our non-U.S. subsidiaries generally sell their products and services in the local currency, but obtain a significant amount of their products from our facilities located in another country, primarily the United States, Canada or Europe. Significant changes in the relevant exchange rates could adversely affect our margins on foreign sales of products. Our non-U.S. subsidiaries incur most of their expenses (other than intercompany expenses) in their local functional currency. These currencies include the Canadian Dollar, Euro, British Pound, Russian Ruble, Australian Dollar, South Korean Won, Chinese Renminbi, Indian Rupee, Mexican Peso, and Japanese Yen.

During fiscal 2010, our largest exposures to foreign exchange rates consisted primarily of the Canadian Dollar and the Euro against the U.S. Dollar. The market risk related to the foreign currency exchange rates is measured by estimating the potential impact of a 10% change in the value of the U.S. Dollar relative to the local currency exchange rates. The rates used to perform this analysis were based on a weighted average of the market rates in effect during the relevant period. A 10% appreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net decrease in net income of $0.6 million for fiscal 2010. Conversely, a 10% depreciation of the U.S. Dollar relative to the Canadian Dollar would result in a net increase in net income of $0.7 million for fiscal 2010. A 10% appreciation of the U.S. Dollar relative to the Euro would result in a net decrease in net income of $0.4 million for fiscal 2010. Conversely, a 10% depreciation of the U.S. Dollar relative to the Euro would result in a net increase in net income of $0.4 million for fiscal 2010.

The geographic areas outside the United States in which we operate are generally not considered to be highly inflationary. Nonetheless, these foreign operations are sensitive to fluctuations in currency exchange rates arising from, among other things, certain intercompany transactions that are generally denominated in U.S. Dollars rather than their respective functional currencies. The impact of foreign currency transaction gains and losses on our condensed consolidated statements of operations for YTD 2011 was a $0.5million gain compared to a loss of $1.1 million in YTD 2010.

In order to meet our global cash management needs, we often transfer cash between the U.S. and foreign entities and on occasion between foreign entities. In addition, our debt service requirements are primarily in U.S. Dollars and a substantial portion of our cash flow is generated in foreign currencies, and we will need to repatriate cash to the United States in order to meet our U.S. debt service obligations, including on our senior secured notes. These transfers of cash expose us to currency exchange rate risks, and significant changes in the value of the foreign currencies relative to the U.S. Dollar could limit our ability to meet our debt obligations and impair our financial condition.

Because our consolidated financial results are reported in U.S. Dollars, and we generate a substantial amount of our sales and earnings in other currencies, the translation of those results into U.S. Dollars can result in a significant decrease in the amount of those sales and earnings. In addition, fluctuations in currencies relative to the U.S. Dollar may make it more difficult to perform period-to-period comparisons of our reported results of operations. The unrealized effect of foreign currency translation was a gain of $1.2 million in YTD 2011, compared to a gain of $6.9 million in YTD 2010 that was recorded in shareholders’ equity as other comprehensive income which is reported on our Condensed Consolidated Statements of Operations and Comprehensive Income/Loss.

We do not currently use options, forward contracts or any derivatives to hedge cash flow currency exposures.

Interest rate risk and foreign currency risk relating to debt.  The interest rate for the senior secured notes is fixed at 9.500% while any borrowings on our revolving credit facility will incur interest expense that is variable in relation to the LIBOR rate. At December 31, 2010, the interest rate on amounts outstanding on our revolving credit facility was 5.75%; however, no amounts were outstanding under the facility. Since there were no amounts outstanding on our various revolving lines of credit at December 31, 2010, any change in the interest rate would not have an impact on interest expense for the year.

The senior secured notes are denominated and payable in the U.S. Dollar. Approximately 71% of our consolidated revenue was generated in foreign currency in YTD 2011; therefore, we expect to have to repatriate our cash earnings in foreign locations in order to make interest payments on the senior secured notes. In the event that the U.S. Dollar strengthens relative to the foreign currencies we are repatriating to make scheduled interest payments, we may incur exchange rate losses that are larger than those that we have reported historically.

Commodity price risk.  We use various commodity-based raw materials in our manufacturing processes. Generally, we acquire such components at market prices and do not typically enter into long-term purchase commitments with suppliers or hedging instruments to mitigate commodity price risk. As a result, we are subject to market risks related to changes in commodity prices and supplies of key components of our products. Historically, the costs of our primary raw materials have been stable and readily available from multiple suppliers. Typically, we have been able to pass on raw material cost increases to our customers. We cannot provide any assurance, however, that we may be able to pass along such cost increases to our customers or source sufficient amounts of key components on commercially reasonable terms or at all in the future, and if we are unable to do so, our results of operations may be adversely affected.

Item 4 — Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three and nine months ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can only provide reasonable, not absolute, assurances that the objectives of the control system are met. The design of a control system reflects resource constraints, and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within our company have been or will be detected.

PART II – OTHER INFORMATION

Item 1 — Legal Proceedings

The Company has no outstanding legal matters outside of matters arising in the ordinary course of business, except as described below.

Asbestos Litigation—Since 1999, we have been named as one of many defendants in 16 personal injury suits alleging exposure to asbestos from our products. None of the cases alleges premises liability. Six cases are currently pending. Insurers are defending us in three of the six lawsuits, and we expect that an insurer will defend us in the remaining three matters. Of the concluded suits, there were five cost of defense settlements and the remainder were dismissed without payment. There are no claims unrelated to asbestos exposure for which coverage has been sought under the policies that are providing coverage.

We can give no assurances we will prevail in any of these matters.

Item 1A — Risk Factors

There have been no material changes in the status of our risk factors from those described in our Registration Statement on Form S-4 filed with the SEC on December 13, 2010.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

No equity securities of the registrant were sold by the registrant during the period covered by this quarterly report.

In October 2010, our ultimate parent entity, Thermon Group Holdings, Inc. (“TGH”), sold 150 of its shares of common stock to one of our directors, Mr. Charles A. Sorrentino, for $150,000. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933. On October 20 and October 27, 2010, TGH also granted 13,761 stock options under its restricted stock and stock option plan to our employees and directors.  Each of the options has an exercise price of $1,000 per share.  In addition, 50 shares of TGH common stock under the restricted stock and stock option plan were issued to one of our employees.

In December 2010, TGH sold 100 shares of its common stock to one of our directors, Mr. Richard E. Goodrich, for $100,000. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — [Removed and Reserved]

 Not applicable.

Item 5 — Other Information

On February 2, 2011, TGH announced that it had filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of its common stock. The number of shares to be offered and the price range for the offering have not yet been determined.  The shares of common stock to be sold in the offering are expected to be offered by TGH and certain of its stockholders.

Item 6 — Exhibits

See Exhibit Index on the page immediately following the signature page hereto for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERMON HOLDING CORP.
Date: February 14, 2011	By:	/s/ Jay Peterson
Jay Peterson
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Form of Manager Equity Agreement among Thermon Group Holdings, Inc., CHS Private Equity V LP, and the management investors (incorporated by reference to Exhibit 10.17 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed February 2, 2011)

10.2
Co-Investor Letter Agreement dated April 30, 2010 among CHS Private Equity V LP, Thompson Street Capital Partners II, L.P., Crown Investment Series LLC—Series 4 and Star Investment Series LLC—Series 1 (incorporated by reference to Exhibit 10.18 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed February 2, 2011)

10.3
Form of Transaction Bonus Agreement between Thermon Holdings, LLC. and certain officers and employees of Thermon Holdings, LLC and its subsidiaries (incorporated by reference to Exhibit 10.19 to Registration Statement on Form S-1 (File No. 333-172007) of Thermon Group Holdings, Inc. filed February 2, 2011)

31.1	Certification of Rodney Bingham, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Rodney Bingham, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Jay Peterson, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_______________
*	Filed herewith.